Form 10-Q
period 2015-04-30
OranjTek Co.
filed 2015-06-15
CIK 1617686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number: 333-198300

Oranjtek Co.
(Exact name of registrant as specified in its charter)

Delaware	33-1230065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3422 Old Capitol Trail, Suite 700, Wilmington, DE	19808
(Address of principal executive offices)	(Zip Code)

(302) 295-6635

(Registrant’s telephone number, including area code)

_____________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 10, 2015, there were 2,000,000 shares, $0.001 par value per share, of common stock outstanding.

ORANJTEK CO.

Quarterly Report on Form 10-Q for the

Period Ended April 30, 2015

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

3

OranjTek Co.

April 30, 2015 and 2014

Index to the Financial Statements

Balance Sheet as of April 30, 2015 (unaudited) and October 31, 2014	F-2

Statement of Operations for the nine months and three months ended April 30, 2015, for the period from September 17, 2013 (Inception) through April 30, 2014 and for the three months ended April 30, 2014 (unaudited)

F-3

Statement of Changes in Stockholder's Equity for the period from September 17, 2013 (Inception) through April 30, 2015 (unaudited)	F-4

Statement of Cash Flows for the nine months ended April 30, 2015 and for the period from September 17, 2013 (Inception) through April 30, 2014 (unaudited)	F-5

Notes to the Financial Statements (unaudited)	F-6

OranjTek Co.

Balance Sheets

	April 30, 2015	July 31, 2014
	(Unaudited)

Assets
Current Assets
Cash	$13,065	$28,014
Prepayments and other current assets	-	5,000

Total current assets	13,065	33,014

Total assets	$13,065	$33,014

Liabilities and Stockholder's Equity
Current Liabilities
Accounts payable	$-	$-

Total current liabilities	-	-

Stockholder's Equity

Common stock par value $0.001: 100,000,000 shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Additional paid-in capital	37,150	35,150
Accumulated deficit	(26,085)	(4,136)

Total stockholder's equity	13,065	33,014

Total liabilities and stockholder's equity	$13,065	$33,014

See accompanying notes to the financial statements.

OranjTek Co.

Statements of Operations

			For the Period from
	For the nine months	For the three months	September 17, 2013 (inception)	For the three months
	ended	ended	through	ended
	April 30, 2015	April 30, 2015	April 30, 2014	April 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	20,232	4,406	-	-
General and administrative expenses	1,717	151	2,079	30

Total operating expenses	21,949	4,557	2,079	30

Loss before Income Tax Provision	(21,949)	(4,557)	(2,079)	(30)

Income Tax Provision	-	-	-	-

Net Loss	$(21,949)	$(4,557)	$(2,079)	$(30)

Earnings per share
- Basic and Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to the financial statements.

OranjTek Co.

Statement of Changes in Stockholder's Equity

For the period from September 17, 2013 (inception) through April 30, 2015

(Unaudited)

	Common stock par value $0.001		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholder's Equity

September 17, 2013 ( inception )	-	$-	$-	$-	$-

Issuance of common shares as compensation upon formation valued at $0.001 per share upon formation	2,000,000	2,000			2,000

Capital contribution			35,150		35,150

Net loss				(4,136)	(4,136)

Balance, July 31, 2014	2,000,000	2,000	35,150	(4,136)	33,014

Capital contribution			2,000		2,000

Net loss				(21,949)	(21,949)

Balance, April 30, 2015	2,000,000	$2,000	$37,150	$(26,085)	$13,065

See accompanying notes to the financial statements.

OranjTek Co.

Statements of Cash Flows

		For the Period from September 17,
	For the nine months	2013 (inception)
	ended	through
	April 30, 2015	April 30, 2014
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(21,949)	$(2,079)
Common shares issued for compensation and services	-	2,000
Changes in operating assets and liabilities:
Prepayments and other current assets	5,000	-

Net Cash Used in Operating Activities	(16,949)	(79)

Cash Flows from Financing Activities
Capital contribution	2,000	25,150

Net Cash Provided by Financing Activities	2,000	25,150

Net Change in Cash	(14,949)	25,071

Cash - beginning of reporting period	28,014	-

Cash - end of reporting period	$13,065	$25,071

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements.

OranjTek Co.

April 30, 2015 and 2014

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and prepayment and other current assets approximate their fair values because of the short maturity of these instruments.

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

There were no potentially dilutive common shares outstanding for the period ended April 30, 2015 or 2014.

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

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

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

As reflected in the financial statements, the Company had an accumulated deficit at April 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Additional Paid-in Capital

For the period ended July 31, 2014, the stockholder, officer and director of the Company contributed $35,150 in cash as additional paid-in capital.

For the period ended April 30, 2015, the stockholder, officer and director of the Company contributed $2,000 in cash as additional paid-in capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the three months and six months ended April 30, 2015 and 2014 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.

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

We are currently completing 3 prototype umbrella designs with ibrolly umbrella in the UK. The artwork is complete and we expect to have the first prototype samples completed within 60 days. We will begin the construction of our website in the next 30 days and expect to have it completed within 6 months.

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

Results of Operations

A summary of our operations for the three months ended April 30, 2015 and 2014 follows:

	2015	2014
Revenue	$-	$-
Professional Fees	4,406	-
General and Administrative	151	30
Total Operating Expenses	4,557	30
Net Loss	$(4,557)	$(30)

Total Operating Expenses

Total operating expenses for the three months ended April 30, 2015 and April 30, 2014 were $4,557 and $ 30 respectively, representing an increase of $4,527. This increase in total operating expenses is mostly attributable to an increase in professional fees.

Net Loss

Net loss for the three months ended April 30, 2015 and April 30, 2014 were ($4,557) and ($30) respectively. The increase in net loss is mostly attributable to the increase in operating expenses.

Liquidity and Capital Resources

We did not generate any revenue for the period ended April 30, 2015. We intend to use the proceeds from our ongoing offering to finance our ongoing operations and implementation of our short-term (12 months) business plan; however, there is no assurance can be given that we will be successful in our equity offering.

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

The following summarizes the key components of the Company’s cash flows for the Nine months ended April 30, 2015:

Cash flows used in operating activities	$(16,949)
Cash flows used in investing activities	$-
Cash flows from financing activities	$2,000
Net decrease in cash and cash equivalents	$(14,949)

Cash Flows from Operating Activities

Our cash flows from operating activities of $(16,949) for the Nine months ended April 30, 2015 are the result of operating costs and no revenues. The major uses of our operating cash include funding general operating expenses (legal and professional expenses, consulting, and general and administrative expenses).

Cash Flows from Investing Activities

We did not use or generate any cash from investing activities for the three months ended April 30, 2015.

Cash Flows from Financing Activities

For the Nine months ended April 30, 2015, the Company received $2,000 from a significant stockholder, officer and director as additional paid-in capital.

Plan of Operation

As of April 30, 2015, our cash balance was $13,065. We may not be able to raise sufficient funds from this offering to sustain our operations. Ms. Karen Travis, our sole officer and director, has informally agreed to advance funds on an as needed basis. Ms. Travis, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We do not currently have any arrangements for additional financing.

After the effectiveness of our registration statement by the SEC, we intend to concentrate our efforts on raising capital. During this period, our operations will be limited due to the limited amount of funds on hand. Our plan of operations following the completion is as follows:

Over the next twelve months, we intend to complete the following corporate milestones:

Design and Manufacture

-	The prototype artwork of our first line of umbrella designs has been completed by ibrolly UK.

-	Work with ibrolly to develop prototype samples which we expect to have completed by July 31, 2015. This is expected to cost $5,000.

-	Once the prototype is finalized, agreed upon and approved, we will place the order with the manufacturer. This will take 3 months to complete and will cost approximately $15,000.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the six months ended April 30, 2015 we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Off-Balance Sheet Arrangements

Oranjtek has no off-balance sheet arrangements as of April 30, 2015 and July 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

______________

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORANJTEK CO.

Date: June 15, 2015	By:	/s/ Karen Travis
	Name:	Karen Travis
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer and Principal Financial Officer)

